Form 10-Q
period 1995-10-31
COMPUTER TRANSCEIVER SYSTEMS INC
filed 1995-12-14
CIK 23120

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended October 31, 1995

                        Commission File Number 0-3825

                        Computer Transceiver Systems, Inc.
            (Exact name of registrant as specified in its charter)

             New York                               22-1842747
     (State of Incorporation)        (I.R.S. Employer Identification Number)

                 Registrant's Telephone Number:  (201) 473-4700


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                       No


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by court.


                     Yes   X                       No

The number of shares outstanding of the registrant's Common Stock, par value of $.001 per share, as of December 14, 1995 was 2,716,603.

                       COMPUTER TRANSCEIVER SYSTEMS, INC.

                                  FORM 10 - Q

                                October 31, 1995

                                     INDEX

                                                                    Page

Part I.  Financial Information

         Item 1.  Financial Statements
         Balance Sheets - October 31, 1995
                   and July 31, 1995                                  3

         Statements of Discontinued Operations-
         Three Months ended October 31, 1995
                   and October 31, 1994                               4

         Statements of Cash Flows-
         Three Months ended October 31, 1995
                   and October 31, 1994                               5

         Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7


  II. Other Information



     Item 6.   Exhibits and Reports on Form 8-K                       8

         Signatures                                                   9

Item 1. Financial Statements
                   COMPUTER TRANSCEIVER SYSTEMS, INC.
                             Balance Sheets

                                                      October 31, 1995                    July 31, 1995
                                                         (unaudited)                        (audited)
                                                          (note 2)
                                                      -----------------                 -----------------
ASSETS
------
Current Assets:

   Marketable Securities -
       Vertex Industries                               $         3,052                     $        3,052
                                                       ---------------                     --------------
   Total Assets                                        $         3,052                     $        3,052
                                                       ===============                     ==============

Liabilities and Stockholders' Equity
------------------------------------
(Deficit)
---------

Current Liabilities:
--------------------
   Accrued expenses                                    $     ---                          $        43,000
                                                       ---------------                    ---------------
   Total Current Liabilities                                 ---                          $        43,000
                                                       ---------------                    ---------------
   Commitments and Contingencies


Stockholders' Equity (Deficit)
------------------------------

   Common stock, par value $.001 per share
   authorized 15,000,000 shares; issued and
   outstanding 2,716,603 shares at October 31,
   1005 and at July 31, 1995, respectively                       2,716                              2,716

   Capital in excess of par value                            2,452,840                          2,409,840

   Retained earnings (deficit)                             (2,450,156)                        (2,450,156)

   Net unrealized loss on Marketable Securities                (2,348)                            (2,348)
                                                       ---------------                    ---------------

   Total Stockholders' Equity (Deficit)                          3,052                           (39,948)
                                                       ---------------                    ---------------
   Total Liabilities and Stockholders' Equity          $         3,052                 $            3,052
                                                       ===============                 ==================

The accompanying notes are an integral part of the financial statements.

                      COMPUTER TRANSCEIVER SYSTEMS, INC.
                     Statement of Discontinued Operations
                                 (Unaudited)
                                                      Three Months Ended
                                                          October 31,

                                                     1995                     1994
                                                   --------                  --------
Gain on Disposal of Assets and
Liabilities net of operating loss of
$88,881 and income taxes of
$591,400:                                    $     ---                 $      707,274
                                             --------------            --------------

Net Income                                         ---                        707,274


Retained (Deficit) at beginning of
period                                          (2,450,156)               (3,157,430)
                                             --------------            --------------

Retained (Deficit) at end of period             (2,450,156)               (2,450,156)
                                             --------------            --------------

Earnings Per Share of Common Stock:

   Net gain on Disposal of Assets
   Liabilities                               $     ---                 $          .24
                                             --------------            --------------

Net Income per share                         $     ---                 $          .24
--------------------                         ==============            ==============


Weighted Average Number of
--------------------------
Shares Outstanding                                2,716,603                 3,462,764
------------------                           ==============            ==============

Dividends per share                          $         0.00            $         0.00
                                             ==============            ==============


The accompanying notes are an integral part of the financial statements.

                        COMPUTER TRANSCEIVER SYSTEMS, INC.
                             Statements of Cash Flows
                                   (Unaudited)
                                                              Three Months Ended
                                              October 31, 1995                  October 31, 1994
                                              ----------------                  ----------------
Cash Flows from Discontinued
----------------------------
Operating Activities:
---------------------
Net Income                                    $       ---                       $        707,274

Net Adjustments to Reconcile
Net Income to net cash used for
operating activities:

Gain on sale of net assets                            ---                            (1,387,554)

Unrealized loss on marketable securities              ---                                (2,248)

Increased in Deferred Taxes                           ---                                548,400

(Increase) or Decrease in Assets:
    Marketable Securities-
            Vertex Industries, Inc.                   ---                                (3,052)

Net assets of discontinued operations                 ---                                (4,940)

Increase (decrease) in liabilities:
Accrued expenses                                      (43,000)                            43,000

Net adjustments to reconcile net income
to net cash used for discontinued
operating activities                                  (43,000)                         (806,494)
                                              ----------------                  ----------------
Net Cash used for discontinued
operating activities                                  (43,000)                          (99,220)
                                              ----------------                  ----------------
Cash Flows From Financing Activities:
Proceeds from additional capital
contribution                                            43,000                            64,971
                                              ----------------                  ----------------
     Net Cash Provided by Financing
                         Activities                     43,000                            64,971
                                              ----------------                  ----------------
     Net (Decrease) in Cash                           ---                               (34,249)

     Cash at Beginning of Year                        ---                                 34,249
                                              ----------------                  ----------------

     Cash at End of Period                    $       ---                       $       ---
                                              ================                  ================

The accompanying notes are an integral part of the financial statements.

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                 Notes to Financial Statements - Unaudited
                              October 31, 1995


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of the management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the notes to financial statements contained in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1995.

Note 2 - SALE OF ASSETS TO VERTEX AND FUTURE PLANS

     On August 31, 1994, pursuant to an "Asset Purchase Agreement" dated May
1, 1993 between the Company and Vertex Industries, Inc. ("Vertex"), the Company's majority stockholder, and with the approval of the Company's directors and shareholders, the Company sold all of its assets to Vertex and Vertex assumed the Company's liabilities. The assets sold included inventory, equipment, receivables, proprietary technology, goodwill and other intangibles. The selling price of $1,699,580 was paid by Vertex through the offset and cancellation of the Company's indebtedness to Vertex in the amount of $1,257,001, with the balance of $442,579 being paid through the issuance of 236,042 shares of Vertex common stock to the Company. CTSI subsequently distributed 233,170 shares of Vertex common stock in an exchange offer for 746,161 shares of CTSI's common stock. The Vertex shares reflected in the balance sheet as marketable securities as of July 31, 1995 represents the remaining shares of 2,872 which were not distributed to the CTSI shareholders. After completion of the Exchange Offer, the number of issued and outstanding shares of the Company was reduced from 3,462,764 to 2,716,603. As a result of the transaction, Vertex's ownership of the Company is approximately 72.5%.

     As a result of the sale of the Company's assets on August 31, 1994, there were only 31 days of operations for the Company for the year ended July 31, 1995, in which the Company sustained an operating loss of $88,881. However, the sale resulted in a net gain to the Company on the disposition of its assets, which amounted to a net gain of $707,274, after provision for such loss and taxes.

     The Company's current business purpose is to seek out and obtain an acquisition, and/or merger transaction, whereby its shareholders may benefit by owning an interest in a viable enterprise. Since the Company has no operations or significant assets as a result of the sale, its potential for profits will come solely from operations it may undertake after any acquisition or merger transaction. The Company has not received from, or made any specific proposals to, any possible merger or acquisition candidate and there is no guarantee that such transaction will occur. Vertex will be responsible for, and shall be the source of, any funds necessary for the Company to continue operating and to comply with any regulatory requirements, taxes, and fees.
It will fund any costs associated with pursuing merger or acquisition candidates.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Company ceased operations on August 31, 1994 and, therefore, has no operating results for the three months ended October 31, 1995.

     As a result of the sale of the Company's assets on August 31, 1994, there were only 31 days of operations for the Company for the three months ended October 31, 1994, on which the Company sustained an operating loss of $88,881. However, the sale resulted in a net gain to CTSI on the disposition of its assets, which amounted to a net gain of $707,274, after provision for such loss and taxes.

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                                 PART II

                            OTHER INFORMATION



     Item 6.   EXHIBITS AND REPORTS ON FORM 8K

                   (a)  Exhibits:  None

                   (b) There were no reports on Form 8K filed during the quarter ended October 31, 1995

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                    COMPUTER TRANSCEIVER SYSTEMS, INC.
                               (Registrant)



Date:  December 14, 1995               By:     S/ Thomas J. Tully
-------------------------------       ---------------------------------------
                                               Thomas J. Tully
                                               President




Date:  December 14, 1995               By:     S/ Ronald C. Byer
-------------------------------       ---------------------------------------
                                               Ronald C. Byer
                                               Treasurer