Form 10-Q
period 1996-01-31
COMPUTER TRANSCEIVER SYSTEMS INC
filed 1996-03-13
CIK 23120

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended January 31, 1996

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


                     Yes   X                       No

The number of shares outstanding of the registrant's Common Stock, par value of $.001 per share, as of March 13, 1996 was 2,716,603.

                       COMPUTER TRANSCEIVER SYSTEMS, INC.

                                  FORM 10 - Q

                                January 31, 1996

                                     INDEX

                                                                    Page

Part I.  Financial Information

         Item 1.  Financial Statements
         Balance Sheets - January 31, 1996
                   and July 31, 1995                                  3

         Statements of Discontinued Operations-
         Three Months ended January 31, 1996
                   and January 31, 1995                               4

         Statements of Cash Flows-
         Three Months ended January 31, 1996
                   and January 31, 1995                               5

         Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7


  II. Other Information



     Item 6.   Exhibits and Reports on Form 8-K                       8

         Signatures                                                   9

Part I. Financial Information
Item 1. Financial Statements
COMPUTER TRANSCEIVER SYSTEMS, INC.
Balance Sheets

                                                      January 31, 1996                    July 31, 1995
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

Liabilities and Stockholders' Equity
------------------------------------
(Deficit)
---------

Current Liabilities:
--------------------
   Accrued expenses                                    $     ---                          $        43,000
                                                       ---------------                    ---------------
   Total Current Liabilities                                 ---                          $        43,000
                                                       ---------------                    ---------------
   Commitments and Contingencies


Stockholders' Equity (Deficit)
------------------------------

   Common stock, par value $.001 per share
   authorized 15,000,000 shares; issued and
   outstanding 2,716,603 shares at January 31,
   1996 and at July 31, 1995, respectively                       2,716                              2,716

   Capital in excess of par value                            2,452,840                          2,409,840

   Retained earnings (deficit)                             (2,450,156)                        (2,450,156)

   Net unrealized loss on Marketable Securities                (2,348)                            (2,348)
                                                       ---------------                    ---------------

   Total Stockholders' Equity (Deficit)                          3,052                           (39,948)
                                                       ---------------                    ---------------
   Total Liabilities and Stockholders' Equity          $         3,052                 $            3,052
                                                       ===============                 ==================

The accompanying notes are an integral part of the financial statements.

                               COMPUTER TRANSCEIVER SYSTEMS, INC.
                              Statement of Discontinued Operations
                                         (Unaudited)
                                                         Three Months Ended                               Six Months Ended
                                                             January 31                                      January 31,

                                                     1996                     1995                   1996                 1995
                                                   --------                  --------             ----------            ---------
Gain on Disposal of Assets and
Liabilities net of operating loss of
$88,881 and income taxes of
$591,400:                                    $     ---                 $     ---                $     ---             $   707,274
                                             --------------            --------------           --------------        -------------

Net Income                                         ---                       ---                      ---                 707,274


Retained (Deficit) at beginning of
period                                          (2,450,156)               (2,450,156)            (2,450,156)           (3,157,430)
                                             --------------            --------------           --------------        -------------

Retained (Deficit) at end of period             (2,450,156)               (2,450,156)            (2,450,156)           (2,450,156)
                                             ==============            ===============          ==============        =============

Earnings Per Share of Common Stock:

   Net gain on Disposal of Assets
   Liabilities                               $     ---                 $     ---                $     ---             $      .24
                                             --------------            --------------           --------------        ------------

Net Income per share                         $     ---                 $     ---                $     ---             $      .24
--------------------                         ==============            ==============           ==============        ============
Weighted Average Number of
--------------------------
Shares Outstanding                                2,716,603                 3,165,276             2,716,603            3,462,764
------------------                           ==============            ==============           =============         ============

Dividends per share                          $         0.00            $         0.00           $      0.00           $     0.00
                                             ==============            ==============           =============         ============


The accompanying notes are an integral part of the financial statements.

                        COMPUTER TRANSCEIVER SYSTEMS, INC.
                             Statements of Cash Flows
                                   (Unaudited)
                                                              Six Months Ended
                                              January 31, 1996                  January 31, 1995
                                              ----------------                  ----------------
Cash Flows from Discontinued
----------------------------
Operating Activities:
---------------------
Net Income                                    $       ---                       $        707,274

Net Adjustments to Reconcile
Net Income to net cash used for
operating activities:

Gain on sale of net assets                            ---                            (1,387,554)

Unrealized loss on marketable securities              ---                                (2,248)

Increased in Deferred Taxes                           ---                                548,400

(Increase) or Decrease in Assets:
    Marketable Securities-
            Vertex Industries, Inc.                   ---                                (3,052)

Net assets of discontinued operations                 ---                                (4,940)

Increase (decrease) in liabilities:
Accrued expenses                                      (43,000)                            43,000

Net adjustments to reconcile net income
to net cash used for discontinued
operating activities                                  (43,000)                         (806,494)
                                              ----------------                  ----------------
Net Cash used for discontinued                        (43,000)                          (99,220)
operating activities                          ----------------                  ----------------

Cash Flows From Financing Activities:
Proceeds from additional capital
contribution                                            43,000                            64,971
                                              ----------------                  ----------------
    Net Cash Provided by Financing
                   Activities                           43,000                            64,971
                                              ----------------                  ----------------

     Net (Decrease) in Cash                           ---                               (34,249)

     Cash at Beginning of Year                        ---                                 34,249
                                              ----------------                  ----------------
     Cash at End of Period                    $       ---                       $       ---
                                              ----------------                  ----------------

The accompanying notes are an integral part of the financial statements.

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                 Notes to Financial Statements - Unaudited
                              January 31, 1996


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The Company ceased operations on August 31, 1994 and, therefore, has no operating results for the six months ended January 31, 1996.

     As a result of the sale of the Company's assets on August 31, 1994, there were only 31 days of operations for the Company for the six months ended January 31, 1996, on which the Company sustained an operating loss of $88,881. However, the sale resulted in a net gain to CTSI on the disposition of its assets, which amounted to a net gain of $707,274, after provision for such loss and taxes.

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                                 PART II

                            OTHER INFORMATION



     Item 6.   EXHIBITS AND REPORTS ON FORM 8K

                   (a)  Exhibits:  None

                   (b) There were no reports on Form 8K filed during the quarter ended January 31, 1996

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                    COMPUTER TRANSCEIVER SYSTEMS, INC.
                               (Registrant)



Date:  March 13, 1996                          By:     S/ Thomas J. Tully
----------------------------------                -----------------------------
                                                          Thomas J. Tully
                                                          President




Date:  March 13, 1996                          By:     S/ Ronald C. Byer
----------------------------------                -----------------------------
                                                          Ronald C. Byer
                                                          Treasurer