Form 10-K
period 1996-07-31
COMPUTER TRANSCEIVER SYSTEMS INC
filed 1996-10-29
CIK 23120

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1996
                             ______________________

                           Commission File No. 0-3825
                           _________________________

                      COMPUTER TRANSCEIVER SYSTEMS, INC.
                          (Exact name of registrant
                         as specified in its charter)

              New York                            22-1842747
     (State of Incorporation)       (IRS Employer Identification Number)

             23 Carol Street
          Clifton, New Jersey                          07014-0996
         (Address of principal                         (Zip Code)
           executive offices)
                              (201) 473-4700
                       (Registrant's telephone number
                          including area code)
                            ________________

           Securities registered pursuant to Section 12(b) of the Act:

                             Not Applicable

	Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $.001 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [ X ]  No [   ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of October 25, 1996 was $-0-.

The number of shares outstanding of the registrant's class of Common Stock as of October 25, 1996 is 2,716,603.

	Documents Incorporated by Reference:

Proxy Statement and Exchange Offer/Prospectus dated July 28, 1994, effective July 28, 1994, on Form S-4, SEC File No. 33-76378; such document relates to Parts I, II, III and IV of this Annual Report.

PART I

ITEM 1.  BUSINESS.

Sale of Assets to Vertex

On August 31, 1994, Computer Transceiver Systems, Inc. ("CTSI" or the "Company") completed the sale of all of its assets to its corporate parent, Vertex Industries, Inc. ("Vertex"), which assumed all of CTSI's liabilities. The purchase price for the assets was $1,699,580. The Company's net indebtedness to Vertex of $1,257,001 was offset against the purchase price, leaving a balance of $442,579. This balance was paid by the issuance to CTSI of 236,042 shares of Vertex common stock. CTSI subsequently distributed 233,170 shares of Vertex Common stock in an exchange offer for 746,161 shares of CTSI's Common Stock.

The Vertex shares reflected in the balance sheet as marketable securities as of July 31, 1996 represents the remaining shares of 2,872 which were not distributed to the CTSI shareholders. The Exchange Offer, resulted in the exchange of 746,161 CTSI shares for Vertex shares, and a reduction in CTSI's outstanding shares from 3,462,764 to 2,716,603.

General

Prior to the sale of its assets to Vertex, CTSI supplied and supported an intelligent bar code printing system, the Execuport 2400, intended for various applications within the automatic identification market. CTSI previously developed, produced and marketed a number of versions of the Execuport 2400, sales of which have been made primarily to medical and healthcare customers in recent years.
Vertex, has recently been manufacturing the Execuport 2400 for CTSI and will continue to produce and support it.

Servicing

The Execuport 2400 has been serviced at the Company's facilities in Clifton, New Jersey. Product warranties and servicing are now offered by Vertex, which acquired the Company's assets and assumed its liabilities.

Trademarks and Patents

The "Execuport" name is a registered trademark. CTSI has not enjoyed patent protection on the Execuport 2400 but regards various aspects of the 2400's design and software as proprietary. All of CTSI's intellectual property rights in connection with the Execuport 2400 have been transferred to Vertex as part of the sale of Company assets.

Personnel

As a result of the conclusion of its sale of assets to Vertex on August 31, 1994, CTSI no longer has any salaried employees or consultants.

Operations of CTSI After Sale of Assets.

Vertex and CTSI intend to seek out an acquisition and/or merger transaction between CTSI and an operating company, which, if completed, would enable CTSI shareholders to participate in another enterprise.

Since CTSI itself has no operations or significant assets, its future potential will derive solely from any future business operations it may undertake as the result of any such subsequent acquisition or merger. CTSI has not yet received an offer of a business combination with any other entity, and cannot predict whether or when it will receive such offer or, if any offer is received, whether such offer will be on reasonable terms. Furthermore, a proposal for a business combination with an operating entity may require, prior to acceptance and consummation, certain regulatory filings, with attendant delays and uncertainty. Accordingly, CTSI shareholders have an interest in an inactive company, with no assurance that their CTSI shares will have any value in the future.

Vertex is responsible for the costs of any continuing CTSI operations, expected to be minimal, such as the costs of complying with any regulatory and tax requirements and any expenses associated with pursuing possible merger or acquisition candidates.


ITEM 2.	PROPERTIES.

CTSI's facilities are located at 23 Carol Street, Clifton, New
Jersey.

ITEM 3.	LEGAL PROCEEDINGS.

                                        None

ITEM 4.	SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

                                        None



	PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

(a) Price quotations for the Company's common stock have not been carried in the NASDAQ system since 1986. Since that time, there has not been a regular public market in the Company's shares.

(b) The approximate number of record holders of CTSI common stock as of October 21, 1996 was 650.

(c)  No dividends have been paid on the Company's common stock.
 In view of the sale of CTSI's assets to its corporate parent, and of the uncertainty of a future business combination between CTSI and any other entity (see "Operations of CTSI After Sale of Assets" above), it would appear virtually impossible for any cash dividends to be paid by CTSI in the foreseeable future.

ITEM 6.         SELECTED FINANCIAL DATA

A Summary of Selected Financial Data
For the Years Ended July 31, are As Follows:


                               Year Ended July 31

                                                1996         1995           1994        1993          1992
Operating Revenues                        $     ---    $    21,005   $ 1,220,076    $ 1,003,570   $  823,299

Income (loss) before cumulative effect
  of a change in accounting principle     $     ---    $   707,274   $    81,210    $   (92,579)  $  (97,705)

Cumulative effect of a change in
    accounting principle                  $     ---    $       ---   $   585,600    $      ---    $      ---

Net income (loss) for the year            $     ---    $   707,274   $   666,810    $   (92,579)  $  (97,705)

Weighted average number of
    shares outstanding                      2,716,603    2,933,296     3,462,762      3,454,627    3,452,764

Net income (loss) per share before
    cumulative effect of a change in
     accounting principle                 $     ---    $       .24   $       .02    $      (.03)  $     (.03)

Cumulative effect per share of a change
    in accounting principle               $     ---    $       ---   $       .17    $       ---   $      ---

Net income (loss) per share               $     ---    $       .24   $       .19    $      (.03)  $     (.03)

Total Assets                              $     3,052  $     3,052   $ 1,043,376    $   381,828   $  290,194

Long-term debt                            $     ---    $             $       ---    $      ---    $      ---

Stockholders' equity (deficit)            $     3,052  $   (39,948)  $  (372,665)   $(1,039,475)  $ (946,996)


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATION.

	FISCAL YEAR ENDED JULY 31, 1996 COMPARED WITH FISCAL YEAR ENDED JULY
31, 1995

	As previously stated since the acquisition of the Company's assets by Vertex Industries, Inc. on August 31, 1994, CTSI has had no operations.

	FISCAL YEAR ENDED JULY 31, 1995 COMPARED WITH FISCAL YEAR ENDED JULY
31, 1994

    	On August 31, 1994, Computer Transceiver Systems, Inc. (the "Company" or "CTSI") completed the pending sale of its assets and operations to its corporate parent, Vertex Industries, Inc. ("Vertex"). The completion of the transaction was approved by the Company's shareholders at a special meeting held August 29, 1994.

In accordance with the description of the transaction set forth in the Company's Proxy Statement and Exchange Offer/Prospectus dated July 28, 1994, the purchase price for the assets was $1,699,580. The purchase price was paid through the cancellation and offset of the Company's indebtedness to Vertex aggregating $1,257,001 and the balance of was paid through the issuance to CTSI of 236,042 shares of Vertex common stock. Vertex also assumed all of the Company's liabilities. The net assets sold amounted to $255,445. As a result of the sale the Company realized a pre-tax gain of approximately $1,387,000.

Because of the sale of the Company's assets, there were only 31, days of operations in the year ended July 31, 1995, on which the Company sustained an operating loss of $88,881. However, the sale resulted in a net gain to CTSI on the disposition of its assets, which amounted, after provision for such loss and for the tax effects of the transaction, to $707,274 for the year.

The Vertex shares reflected in the balance sheet as marketable securities as of July 31, 1995 represents the remaining shares of 2,872 which were not distributed to the CTSI shareholders. The Exchange Offer, which expired on November 14, 1994, resulted in the exchange of 746,161 CTSI shares for Vertex shares, and a reduction in CTSI's outstanding shares from 3,462,764 to 2,716,603.

As previously reported, CTSI's new corporate purpose is to seek out a business opportunity through a merger or acquisition arrangement with an operating company, Since Vertex has assumed all CTSI liabilities, including CTSI's responsibility for compliance with regulatory requirements, and for payment of taxes and fees, CTSI's continuing working capital requirements will be minimal or nonexistent for the foreseeable future.


CAPITAL RESOURCES AND LIQUIDITY

As previously reported, the sale of the Company's assets to Vertex was approved by the shareholders and became effective August 31, 1994.
All Company operations have been transferred to Vertex, and the Company's continuing working capital requirements will accordingly be minimal. Vertex has also assumed all CTSI liabilities, including responsibility for the cost of compliance with any regulatory requirements and for taxes and fees.

ITEM 8.  	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        [The next pages are numbered F-1 through F-10]

COMPUTER TRANSCEIVER SYSTEMS, INC.

Index to Financial Statements

Year Ended July 31, 1996





                                                                  Page

Reports of Independent Public Accountants. . . . . . . . . . . . .F-2, F-3

Balance Sheets as of July 31, 1996 and July 31, 1995 . . . . .  . F-4

Statements of Discontinued Operations for the Years Ended
        July 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . .F-5

Statements of Changes in Stockholders' Equity (Deficit)
        for the Years Ended July 31, 1996, 1995 and 1994. . . . . F-6

Statements of Cash Flows for the Years Ended
        July 31, 1996, 1995, 1994 . . . . . . . . . . .  . . . .  F-7

Notes to Financial Statements . . . . . . . . . . . . . . . . . ..F-8

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Stockholders and
	Board of Directors of

		Computer Transceiver Systems, Inc.


We have audited the accompanying balance sheet of Computer Transceiver Systems, Inc. (a New York Corporation) as of July 31, 1996 and the related statements of discontinued operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Transceiver Systems, Inc. as of July 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                             Arthur Andersen LLP

Roseland, New Jersey
October 11, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Computer Transceiver Systems, Inc.:

We have audited the accompanying balance sheets of Computer Transceiver Systems, Inc. as of July 31, 1995 and 1994, and the related statements of discontinued operations, changes in stockholders' equity (deficit), and cash flows for the years ended July 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Transceiver Systems, Inc. as of July 31, 1995 and 1994, and the results of its discontinued operations and its cash flows for each of the two years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

As more fully discussed in Note 1 to the financial statements, on August 31, 1994, the Company, pursuant to an earlier Asset Purchase Agreement with its major stockholder, Vertex Industries, Inc., sold all of its assets to Vertex and Vertex assumed the Company's liabilities. The Company's business purpose, after the sale, is to seek out and obtain an acquisition and/or merger transaction with a viable enterprise. Prior years financial statements have been restated to account for the net assets of the discontinued operations.


                                Sax Macy Fromm & Co., PC
                                Certified Public Accountants
Clifton, New Jersey
October 20, 1995

                      Computer Transceiver Systems, Inc.

                                Balance Sheets
                                                July 31, 1996              July 31, 1995
                                    Assets
Current Assets:
  Marketable securities                   $   3,052                   $   3,052
                                          ---------                   ----------
     Total Current Assets                            $   3,052                      $   3,052
                                                     ---------                      ---------
Total Assets                                         $   3,052                      $   3,052
                                                     =========                      =========

            Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
    Accrued expenses                      $    --                     $  43,000

             Total Current Liabilities               $     --                        $ 43,000
                                                    -----------                      --------

Stockholders' Equity (Deficit):

Common stock, par value $.001 per share;
  15,000,000 shares authorized;
  2,716,603 and 3,452,764 shares issued
  and outstanding at July 31, 1996 and
      1995 respectively                       2,716                       2,716

   Net unrealized loss on marketable
    securities                               (2,348)                     (2,348)
   Capital stock in excess of par value   2,452,840                   2,409,840
    Retained earnings (deficit)          (2,450,156)                 (2,450,156)
                                         -----------                 -----------
      Net Stockholders' Equity (Deficit)                 3,052                        (39,948)
                                                     -----------                      --------
Total Liabilities and Stockholders'
   Equity (Deficit)                                  $   3,052                       $  3,052
                                                     ===========                     =========

The Accompanying Notes are an Integral Part of These Financial Statements.



                      Computer Transceiver Systems, Inc.

                    Statements of Discontinued Operations
                                                                     Year Ended July 31
                                                     1996                      1995                  1994
Income (Loss) From Discontinued
Operations Before
   Cumulative Effect of Change in
   Accounting Principle                   $       ---                $        ---           $       81,210
Cumulative Effect of Change in
   Accounting Principle                           ---                         ---                  585,600
Gain on disposal of Assets and
Liabilities, Net of Operating Loss
of $88,881 and Income Taxes
   of  $591,400                                   ---                       707,274                    ---
                                          ---------------            ----------------      ------------------
        Net Income (Loss)                 $       ---                $      707,274         $      666,810
                                          ===============            ================      ==================


Earnings Per Share of Common Stock:
 Income from discontinued operations
 before cumulative effect of change
 in accounting principle                 $        ---               $          ---          $          .02
 Cumulative effect of change in
 accounting principle                             ---                          ---                     .17
   Net gain on disposal of
    assets/liabilities                            ---                          .24                     ---
                                        -----------------           ------------------     ------------------
        Net Income Per Share             $        ---               $          .24          $          .19
                                        =================           ==================     ==================
Weighted Average Number of shares
       Outstanding                              2,716,603                2,933,296               3,462,762
                                        =================           ==================     ==================

The Accompanying Notes are an Integral Part of These Financial Statements.


                      Computer Transceiver Systems, Inc.

            Statements of Changes in Stockholders Equity (Deficit)


                                                                                        Unrealized
                                         Common Stock        Capital       Retained      Loss On
         Year Ended                    $.001 Par Value      in Excess      Earnings     Marketable
July 31, 1996, 1995 and 1994        Shares        Amount    Par Value     (Deficit)     Securities        Total
Balances at July 31, 1993        3,462,764     $  34,628   $ 2,750,137   $(3,824,240)        ---       $(1,039,475)

Net income for the year ended
   July 31, 1994                      ---           ---           ---        666,810         ---           666,810
                                 ---------     ----------  ------------  ------------  ------------   -------------
Balances at July 31, 1994        3,462,764        34,628     2,750,137    (3,157,430)        ---          (372,665)

Reduction in par value                ---        (31,166)      (31,166)        ---           ---            ---

Exchange of Vertex stock          (746,161)         (746)     (436,434)        ---           ---          (437,180)

Capital contributed by Vertex         ---            ---        64,971         ---           ---            64,971

Unrealized loss on marketable
   securities                         ---            ---          ---          ---        (2,348)           (2,348)

Net income for the year ended
   July 31, 1995                      ---            ---          ---        707,274         ---           707,274
                                ----------     ----------  -----------   -----------   ------------   ------------

Balances at July 31, 1995       2,716,603          2,716     2,409,840    (2,450,156)     (2,348)          (39,948)

Capital contribution from
     Vertex                           ---            ---        43,000          ---         ---             43,000
                                ----------     ----------  -----------   -----------   ------------   ------------
Balances at July 31, 1996       2,716,603      $   2,716   $ 2,452,840   $(2,450,156)  $  (2,348)     $      3,052
                                ==========     ==========  ===========   ===========   ============   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                         Computer Transceiver Systems, Inc.

                             Statements of Cash Flows
                                                                             Year  Ended July 31
                                                                1996                  1995                 1994
Cash Flows From Discontinued Operating Activities:
       Net income                                       $         ---            $    707,274       $    666,810
       Adjustments to reconcile net income
            to net cash (used for)
            operating activities:
       Gain on sale of net assets                                 ---              (1,387,554)               ---
       Unrealized loss on marketable securities                   ---                  (2,348)               ---
       Increase in deferred taxes                                 ---                 548,400             37,200
       Cumulative effect of a change in
                accounting principle                              ---                     ---           (585,600)
        (Increase) decrease in assets:
             Marketable securities                                ---                  (3,052)               ---
       Net assets of discontinued operations                      ---                  (4,940)          (111,574)
 Increase (decrease) in liabilities:
       Accrued expenses                                       (43,000)                 43,000                ---
       Payables to Vertex Industries, Inc.                        ---                     ---             (8,889)
                                                           ------------           -------------       ------------
       Net adjustments to reconcile net
           income to net cash (used for)
            operating activities                              (43,000)               (806,494)          (668,863)
                                                           ------------           -------------       ------------
                Net Cash  (Used for)
                     Operating Activities                     (43,000)                (99,220)            (2,053)
                                                           ------------           -------------       ------------
Cash Flows From Financing Activities:

       Proceeds from additional capital contribution           43,000                  64,971                ---
                                                           ------------           -------------       ------------
           Net Cash Provided by Financing Activities           43,000                  64,971                ---

Net Decrease in Cash                                              ---                 (34,249)            (2,053)

Cash at Beginning of Year                                         ---                  34,249             36,302
                                                           ------------           -------------       ------------
Cash at End of Year                                     $         ---             $       ---         $   34,249
                                                           ============           =============       ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                        Computer Transceiver Systems, Inc.

                          Notes to Financial Statements

Note 1 - Sale of Company Assets to Vertex and Future Plans:


On August 31, 1994, pursuant to an "Asset Purchase Agreement" dated May 1,
1993 between the Company and Vertex Industries, Inc. ("Vertex"), the
Company's majority stockholder, and with the approval of the Company's directors and shareholders, the Company sold all of its assets to Vertex and Vertex assumed the Company's liabilities. The assets sold included inventory, equipment, receivables, proprietary technology, goodwill and other intangibles. The selling price of $1,699,580 was paid by Vertex through the offset and cancellation of the Company's indebtedness to Vertex in the amount of $1,257,001, with the balance of $442,579 being paid through the issuance of 236,042 shares of Vertex common stock to the Company. CTSI subsequently distributed 233,170 shares of Vertex common stock in an exchange offer for 746,161 shares of CTSI's common stock. The Vertex shares reflected in the balance sheet as marketable securities as of July 31, 1996 and 1995 represent the remaining shares of 2,872 which were not distributed to the CTSI shareholders. After completion of the Exchange Offer, the number of issued and outstanding shares of the Company was reduced from 3,462,764 to 2,716,603. As a result of the transaction, Vertex's ownership of the Company is approximately 72.5%.

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

On August 29, 1994, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation, increasing the aggregate number of shares the Company has authority to issue from 5,000,000 shares to 15,000,000 shares and changed the par value from $.01 to $.001.

Note 2 - Summary of Significant Accounting Policies:

	A. 	Marketable Securities - The Company adopted Statement of
Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in a decrease in stockholders' equity of $2,348.

At July 31, 1996 marketable equity securities have been categorized as available for sale and as a result are stated at fair value. Marketable equity securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of stockholders' equity until realized. At July 31, 1996, marketable equity securities were stated at the lower of aggregate cost or market.

	B.	Earnings (Loss) Per Share of Common Stock - Earnings per share of commonstock is based upon the weighted average number of shares outstanding during the year.

Note 3 - Income Taxes and Change in Accounting Principle:

        In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Companies are required to adopt the new method of accouting for income taxes no later than December 31, 1993. The Company adopted the statement effective August 1, 1993. The cumulative effect of the change in accounting principle was an increase to net income of $585,600 or $.17 per share for the year ended July 31, 1994. Prior year financial statements have not been restated to apply the provision of SFAS No. 109. The standard requires a change from the deferred to the liability method of computing deferred income taxes. Deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates, applicable to future years, to differences between the financial reporting and the tax basis of existing assets and liabilities. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income.
	A reconcilliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                                Year Ended July 31
                                                      1996                            1995
Statutory rate                                         --%                            34.0%

Effect of:
        Surtax exemption                               --                            (13.0)
        State taxes, net of federal benefit            --                              9.3
        Alternative minimum tax                        --                              ---
        Other                                          --                              1.1
                                                   --------                         --------
            Effective Income Tax Rate                  --%                            31.4%
                                                   ========                         ========

Note 4 - Supplemental Disclosures on Cash Flow Information:

  Cash paid during the year ended:
                                                               Year Ended July 31
                                          1996                         1995                         1994
     Interest                        $       --                 $      3,030                $         601
                                     ================           ===============             ==============

     State franchise income taxes    $       --                 $        839                $         839
                                     ================           ===============             ==============

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.


	On September 25, 1996 the Company filed an 8-K reporting that the Company has changed its independent public accountants from Sax, Macy, Fromm & Co to Arthur Andersen LLP for fiscal year ending July 31, 1996.

                                    PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

The directors and officers of CTSI during the fiscal year ended July 31, 1996 were:

Name                          Age             Title

Thomas J. Tully               56              President,
                                              Chief Executive Officer and
                                              Director

James Q. Maloy                64              Chairman and Director

Allen G. Jacobson             64              Director

Ronald C. Byer                63              Secretary, Treasurer,
                                              Chief Financial
                                              Officer and Director

Thomas J. Tully has been employed by CTSI since its founding in 1968, initially as a senior engineer. Mr. Tully has served as Manager of Customer Engineering, Vice President of Manufacturing/Development and Vice President of Operations. Mr. Tully has been a CTSI director since November, 1986 and President since July, 1987. He holds a Bachelor's Degree in Electrical Engineering.

James Q. Maloy is a co-founder of Vertex, and has been a director and chairman of its board since the inception of Vertex in 1974. From 1983 to 1995
Mr. Maloy was Vertex' President and chief executive officer. From 1972 to 1974, Mr. Maloy served as Executive Vice President and as Marketing and Engineering Manager for Datascan, Inc., a publicly-held company which designed and manufactured electromechanical equipment. Previously, Mr. Maloy was a group manager for Bendix Aviation Corp. and was involved in the design and manufacture of electronic test equipment for the military. Mr. Maloy holds a Bachelor's Degree in Electrical Engineering. On July 31, 1995 Mr. Maloy stepped down as Vertex's President but remains Chairman of the Board and a director.

Allen G. Jacobson founded CTSI in 1968 and, from that time until the confirmation of CTSI's reorganization plan in June, 1987, served as its President and chief executive office and a director. From July, 1987 until May, 1988, Mr. Jacobson was CTSI's Vice President of Business Development, and, from June, 1988 until January, 1989, was President of Computer Integration Associates, Inc., a manufacturer of automated telephone response systems. Mr. Jacobson served as a Vice President of Citibank, first as the executive in charge of a Citibank telecommunications subsidiary, and later as an executive in Citibank's FITS division, from January, 1990 until February, 1993. Since that time Mr. Jacobson has been on a disability furlough from Citibank. He holds Bachelor's and Master's Degrees in Electrical Engineering.

Ronald C. Byer was elected Treasurer and Secretary of CTSI in February, 1993, and has served as Vertex' Vice President of Marketing and Sales since 1979, Treasurer since 1983, Executive Vice President since 1985 and a director since 1976. From 1963 to 1975, Mr. Byer held various positions at Datascan, Inc. Previously, Mr. Byer was employed by Bendix Aviation Corp. He holds a Bachelor's Degree in Electrical Engineering. Mr. Byer was promoted to President of Vertex on July 31, 1995 and CEO on January 17, 1996.

ITEM 11.       EXECUTIVE COMPENSATION.

No executive officer of CTSI earned $100,000 or more in any of the last three fiscal years. Set forth below is the aggregate compensation for services rendered in all capacities by CTSI's President during the fiscal years ended July 31, 1996, 1995 and 1994:

                         Summary Compensation Table
    Name and
    Principal										Annual
    Position				Year			Salary			Bonus
Thomas J. Tully				1996			$  ----			  --
   President and                        1995                    $ 9,159                   --
   Chief Executive			1994			$83,570			  --
   Officer

CTSI does not have any stock option, incentive stock option, retirement or pension, 401K, stock appreciation or long-term incentive plan of any kind, and, accordingly, no information on any such form of compensation is provided.

No CTSI executive has an employment agreement with the Company, and there are no arrangements of any kind concerning compensation in the event of termination of employment or change of control.

None of the Company's four directors, including Allen G. Jacobson, the only director who is not also an employee of either Vertex or CTSI, receives any compensation, and there are no pending or proposed compensation arrangements concerning directors' services. CTSI does not have a compensation committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding CTSI's Common Stock owned on October 1, 1995 by (i) each person who is known by CTSI to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address of
Directors, Officers and        Shares Owned(1)
5% Shareholders                     Number          Percent

Vertex Industries, Inc.           1,970,418          72.50
23 Carol Street
Clifton, New Jersey

All officers and directors         48,979             1.8
as a group (2 persons)

(1) Share amounts are computed in accordance with Rule 13d-3.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See discussion under "Sale of Assets to Vertex" in Item 1.

                                   PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements

   Included in Part II of the report:

   (i)     Report of Independent Public Accountants.

   (ii)    Balance Sheets as of July 31, 1996 and July 31, 1995.

   (iii) Statements of Discontinued Operations for the years ended July 31, 1996, 1995 and 1994.

   (iv) Statements of Changes in Stockholders' Equity (Deficit) for the years ended July 31, 1996, 1995 and 1994.

   (v) Statements of Changes in Cash Flows for the years ended July 31, 1996, 1995 and 1994.

   (vi)    Notes to Financial Statements.

2.  Financial Statements Schedules

    Schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

3.  Exhibits
    The following is a description of exhibits required to be filed with this report (item numbers are those assigned in the Exhibits Table of Item 601, Regulation S-K):

(2)  Asset Purchase Agreement between CTSI and Vertex dated as of May 1,
1993, filed as an Exhibit to the Prospectus on Form S-4, SEC File No. 33-76378.

(3) (i) Articles of incorporation and by-laws, filed as Exhibits 3(a) and 3(b) to the Company's Registration Statement on Form S-1, No. 2-60542, effective March 1, 1978, and hereby incorporated by reference.

   (ii) Certificate of Amendment of Certificate of Incorporation (filed July 13, 1987), filed with the Company's Annual Report on Form 10-K for the period ended July 31, 1987, hereby incorporated by reference.

 (4)  Instruments defining rights of security holders:
   (i)  Filed as Exhibits 4(a) and 4(c) and 5 to the aforesaid
Registration Statement, and hereby incorporated by reference.

   (ii) Debtor's First Amended Plan of Reorganization dated May 5, 1987, filed with the Commission on or about May 15, 1987 and incorporated by reference.

   (iii) Specimen Certificate for shares of new common stock, filed with Annual Report on Form 10-K for the period ended July 31, 1987, incorporated by reference.

(10)  Material Contracts:

(a)	Filed as Exhibits 13(a) to the aforesaid registration Statement, as
Exhibits (ii) and (iii) to the Company's Form 10-K Annual Report for the fiscal year ended 2/29/80 and as Exhibits 10(b)(1) and (2) to the Form 10-K Annual Report for the fiscal year ended 2/28/84, all hereby incorporated by reference.

(b)

(i)	Agreement dated as of February 18, 1987 between Computer
Transceiver Systems, Inc. and Vertex Industries, Inc., previously filed with First Amended Plan of Reorganization and incorporated by reference.

(ii)    Employment Agreement dated June 29, 1987 with Allen G.
Jacobson, previously filed with July 31, 1987 10-K Annual
Report.

(iii) 	Restricted Stock Agreement dated June 19, 1987 with
Allen G. Jacobson, previously filed with July 31, 1987 10-K
Annual Report.

(iv)  	Waiver and Release Agreement dated June 29, 1987 with
Allen G. Jacobson, previously filed with July 31, 1987 10-K
Report.

(v)  	Promissory Note Issued to, and Security Agreement with,
Chemical Bank, each dated June 29, 1987, previously filed with July 31, 1987 10-K Annual Report.

(vi) 	Lease Agreement dated June 1, 1987 with Vertex Industries,
Inc, previously filed with July 31, 1987 10-K Annual Report.

(vii) 	Agreement dated May 20, 1988 with Allen G. Jacobson,
filed with 10-K Annual Report for year ended July 31, 1988.

(viii)	Settlement Agreement dated December 16, 1991 among the
Company, Vertex Industries, Inc. and Chemical Bank, together with an ancillary letter agreement of the same date between the Company and Vertex, filed with 10-K Annual Report for year ended July 31, 1992.

(11) through (28) Not applicable.

 (b)  Reports on Form 8-K

Report on Form 8-K was filed on September 25, 1996, reporting on the change in the Company's independent public accountants from Sax, Macy, Fromm & Company to Arthur Andersen LLP for fiscal year ending July 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   (Registrant)	 COMPUTER TRANSCEIVER SYSTEMS, INC.


   BY :                          s/Thomas J. Tully
                                 THOMAS J. TULLY President and Chief
                                 Executive Officer

Dated:  October 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             BY    s/Thomas J. Tully
                                   THOMAS J. TULLY
                                   Chief Executive Officer,
                                   President, Director

Date: October 29, 1996


                             BY    __________________________
                                   JAMES Q. MALOY, Director


Date: October      , 1996


                             BY    s/Allen G. Jacobson
                                   ALLEN G. JACOBSON, Director

Date: October 29, 1996


                             BY    s/Ronald C. Byer
                                   RONALD C. BYER,
                                   Treasurer, Chief Financial Officer,
                                   Secretary and Director

Date: October 29, 1996