Form 10-Q
period 1996-10-31
COMPUTER TRANSCEIVER SYSTEMS INC
filed 1996-12-06
CIK 23120

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended October 31, 1996

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


                     Yes   X                       No

The number of shares outstanding of the registrant's Common Stock, par value of $.001 per share, as of December 6, 1996 was 2,716,603.

                       COMPUTER TRANSCEIVER SYSTEMS, INC.

                                  FORM 10 - Q

                                October 31, 1996

                                     INDEX

                                                                    Page

Part I.  Financial Information

         Item 1.  Financial Statements
         Balance Sheets - October 31, 1996
                   and July 31, 1996                                  3

         Statements of Discontinued Operations-
         Three Months ended October 31, 1996
                   and October 31, 1995                               4

         Statements of Cash Flows-
         Three Months ended October 31, 1996
                   and October 31, 1995                               5

         Notes to Financial Statements                                6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7


  II. Other Information

     Item 6.   Exhibits and Reports on Form 8-K                       8

         Signatures                                                   9

Part 1. Financial Information
Item 1. Financial Statements
                   COMPUTER TRANSCEIVER SYSTEMS, INC.
                             Balance Sheets

                                                      October 31, 1996                    July 31, 1996
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
                                                       ===============                     ==============

Liabilities and Stockholders' Equity
------------------------------------
   Commitments and Contingencies

Stockholders' Equity
------------------------------

   Common stock, par value $.001 per share
   authorized 15,000,000 shares; issued and
   outstanding 2,716,603 shares at October 31,
   1996 and at July 31, 1996, respectively                       2,716                              2,716

   Capital in excess of par value                            2,452,840                          2,452,840

   Accumulated deficit                                     (2,450,156)                        (2,450,156)

   Net unrealized loss on Marketable Securities                (2,348)                            (2,348)
                                                       ---------------                    ---------------

   Total Stockholders' Equity (Deficit)                          3,052                             3,052
                                                       ---------------                    ---------------
   Total Liabilities and Stockholders' Equity          $         3,052                 $            3,052
                                                       ===============                 ==================

The accompanying notes are an integral part of these financial statements.

                      COMPUTER TRANSCEIVER SYSTEMS, INC.
                     Statement of Discontinued Operations
                                 (Unaudited)
                                                      Three Months Ended
                                                          October 31,

                                                     1996                     1995
                                                   --------                  --------
Net Income                                     $      ---                $      ---
                                             --------------            ---------------

Retained (Deficit) at beginning of
period                                          (2,450,156)                2,450,156
                                             ==============            ===============

Retained (Deficit) at end of period             (2,450,156)               (2,450,156)
                                             --------------            --------------

Earnings Per Share of Common Stock:

Net Income per share                         $     ---                 $        ---
--------------------                         ==============            ==============

Weighted Average Number of
--------------------------
Shares Outstanding                                2,716,603                 2,716,603
------------------                           ==============            ==============

Dividends per share                          $         0.00            $         0.00
                                             ==============            ==============


The accompanying notes are an integral part of these financial statements.

                        COMPUTER TRANSCEIVER SYSTEMS, INC.
                             Statements of Cash Flows
                                   (Unaudited)
                                                              Three Months Ended
                                              October 31, 1996                  October 31, 1995
                                              ----------------                  ----------------
Cash Flows from Discontinued
----------------------------
Operating Activities:
---------------------
Net Income                                    $          ---                       $      ---

Net Adjustments to Reconcile
Net Income to net cash used for
operating activities:

Increase (decrease) in liabilities:

Accrued expenses                                         ---                         (43,000)

Net adjustments to reconcile net income
to net cash used for discontinued
operating activities                                     ---                         (43,000)
                                              ----------------                  ---------------
Net Cash used for discontinued
operating activities                                     ---                         (43,000)
                                              ----------------                  ---------------
Cash Flows From Financing Activities:
Proceeds from additional capital
contribution                                             ---                          43,000
                                              ----------------                  ---------------
     Net Cash Provided by Financing
                         Activities                      ---                          43,000
                                              ----------------                 ----------------
     Net (Decrease) in Cash                              ---                             ---

     Cash at Beginning of Year                           ---                             ---
                                              ----------------                  ---------------

     Cash at End of Period                    $          ---                      $      ---
                                              ================                  ===============

The accompanying notes are an integral part of the financial statements.

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                 Notes to Financial Statements - Unaudited
                              October 31, 1995


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of the management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the notes to financial statements contained in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1996.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company ceased operations on August 31, 1994 and, therefore, has no operating results for the three months ended October 31, 1996 and 1995.

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                                 PART II

                            OTHER INFORMATION



     Item 6.   EXHIBITS AND REPORTS ON FORM 8K

                   (a)  Exhibits:  None

                   (b) The company filed a report on form 8-K on September 25, 1996 reporting on the change in the Company's independent public accountants from Sax, Macy, Fromm
                        & Company to Arthur Andersen LLP for the fiscal year ended July 31, 1996.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                    COMPUTER TRANSCEIVER SYSTEMS, INC.
                               (Registrant)



Date:  December 3, 1996               By:   S/ Thomas J. Tully
-------------------------------       ---------------------------------------
                                               Thomas J. Tully
                                               President




Date:  December 3, 1996               By:   S/ Ronald C. Byer
-------------------------------       ---------------------------------------
                                               Ronald C. Byer
                                               Treasurer