Form 10-Q
period 1997-04-30
COMPUTER TRANSCEIVER SYSTEMS INC
filed 1997-06-10
CIK 23120

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended April 30, 1997

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

                        Yes   X                        No

The number of shares outstanding of the registrant's Common Stock, par value of $.001 per share, as of June, 10 1997 was 2,716,603.

                       COMPUTER TRANSCEIVER SYSTEMS, INC.

                                   FORM 10 - Q

                                  April 30, 1997

                                       INDEX


                                                                           Page


Part I.  Financial Information

         Item 1.  Financial Statements
         Balance Sheets - April 30, 1997
                   and July 31, 1996                                         3

         Statements of Discontinued Operations-
         Three  and Nine Months ended April 30, 1997
                   and January 31, 1996                                      4

         Statements of Cash Flows-
         Nine Months ended April 30, 1997
                   and April 30, 1996                                        5

         Notes to Financial Statements                                       6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       7


  II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                     8

         Signatures                                                          9

PART I Financial Information
Item 1. Financial Statements
COMPUTER TRANSCEIVER SYSTEMS, INC.
Balance Sheets


                                                          April 30, 1997           July 31, 1996
                                                           (unaudited)                (audited)
                                                            (note 2)
ASSETS

Current Assets:

Marketable Securities--
     Vertex Industries                                     $      3,052            $      3,052
                                                           --------------          -------------
Total Assets                                               $      3,052            $      3,052
                                                           ==============          =============

Liabilities and Stockholders' Equity

Commitments and Contingencies

Stockholders' Equity (Deficit)

Common stock, par value $.001
per share authorized
15,000,000 shares; issued and
outstanding 2,716,603 shares
at April 30, 1997 and at July
31, 1996, respectively
                                                                  2,716                   2,716

Capital in excess of par value                                2,452,840               2,452,840

Accumulated deficit                                          (2,450,156)             (2,450,156)

Net unrealized loss on Marketable Securities                     (2,348)                 (2,348)
                                                             -----------             -----------

Total Stockholders' Equity                                        3,052                   3,052
                                                             -----------             -----------

Total Liabilities and Stockholder' Equity                    $    3,052              $    3,052
                                                             ===========             ===========

The accompanying notes are an integral part of these financial statements.

                   COMPUTER TRANSCEIVER SYSTEMS, INC.
                 Statements of Discontinued Operations
                               (Unaudited)
                                                    Three Months Ended            Nine Months Ended
                                                         April 30,                    April 30,
                                                 1997               1996          1997             1996
Net Income                                   $     --           $     --      $     --       $     --
                                             ------------       ------------  ------------    -----------

Retained (Deficit) at beginning of period     (2,450,156)        (2,450,156)   (2,450,156)    (2,450,156)
                                             ------------       ------------   -----------    -----------

Retained (deficit) at end of period           (2,450,156)        (2,450,156)   (2,450,156)    (2,450,156)
                                             ============       ============   ===========    ===========

Net Income per share                         $     --            $     --     $     --        $     --
                                             ============       ============   ===========    ===========

Weighted Average Number
of Shares Outstanding                          2,716,603          2,716,603     2,716,603      2,716,603
                                             ============       ============   ===========    ===========

The accompanying notes are an integral part of the financial statements.

                       COMPUTER TRANSCEIVER SYSTEMS, INC.
                             Statements of Cash Flows
                                    (Unaudited)
                                                     Nine Months Ended
                                             April 30, 1997      April 30, 1996
Cash Flows from Discontinued Operating
Activities:

Net Income                                    $        --        $         --

Net Adjustments to
Reconcile Net Income to net cash
used for operating activities:

Increase (decrease) in
liabilities:

Accrued expenses                                       --              (43,000)

Net adjustments to reconcile net
income to net cash used for
discontinued operating activities                      --              (43,000)

Net Cash used for discontinued
operating activities                                   --              (43,000)

Cash Flows From Financing
Activities:
Proceeds from additional
capital contribution                                   --               43,000
                                              --------------     ---------------

    Net Cash Provided by
      Financing Activities                             --               43,000
                                              --------------     ---------------

   Net (Decrease) in Cash                              --                  --

   Cash at Beginning of Year                           --                  --
                                              --------------     ---------------

   Cash at End of Period                        $      --        $         --
                                              ==============     ===============

The accompanying notes are an integral part of the financial statements.

                      COMPUTER TRANSCEIVER SYSTEMS, INC.
                  Notes to Financial Statements - Unaudited
                                 April 30, 1997


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
AND RESULTS OF OPERATIONS.


The Company ceased operations on August 31, 1994 and, therefore, has no operating results for the three and six months ended April 30, 1997 and 1996.

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                                   PART II

                              OTHER INFORMATION



Item 6.	EXHIBITS AND REPORTS ON FORM 8K

         (a)  Exhibits:  None

         (b) There were no reports on Form 8K filed during the quarter ended April 30, 1997

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                                (Registrant)



Date: June 10, 1997                By:     S/ Thomas J. Tully
                                           ------------------
                                              Thomas J. Tully
                                              President