Form 10-K
period 1997-07-31
COMPUTER TRANSCEIVER SYSTEMS INC
filed 1997-10-23
CIK 23120

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    FORM 10K
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15D OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended July 31, 1997
                          Commission File No. 0-3825

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of October 20, 1997 as $27,166.

The number of shares outstanding of the registrant's class of Common Stock as of October 20, 1997 is 2,716,603.

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

The Vertex shares reflected in the balance sheet as marketable securities as of July 31, 1997 represents 2,872 shares which were not distributed to the CTSI shareholders. The Exchange Offer, resulted in the exchange of 746,161 CTSI shares for Vertex shares, and a reduction in CTSI's outstanding shares from 3,462,764 to 2,716,603.

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

Servicing
The Execuport 2400 has been serviced at the Company's facilities in Clifton, New Jersey. Product warranties and servicing are now offered by Vertex.

Trademarks and Patents
The "Execuport" name is a registered trademark. CTSI has not enjoyed patent protection on the Execuport 2400 but regards various aspects of the 2400's design and software as proprietary. All of CTSI's intellectual property rights in connection with the Execuport 2400 have been transferred to Vertex as part of the sale of the Company.

Personnel
As a result of the conclusion of its sale of assets to Vertex on August 31, 1994, CTSI no longer has any salaried employees or consultants.

Operations of CTSI After Sale of Assets.
Vertex and CTSI intend to seek out an acquisition and/or merger transaction between CTSI and an operating company, which, if completed, would enable CTSI shareholders to participate in another enterprise.

Since CTSI itself has no operations or significant assets, its future potential will derive solely from any future business operations it may undertake as the result of any such subsequent acquisition or merger. CTSI has not yet received an acceptable offer of a business combination with any other entity, and cannot predict whether or when it will receive such offer or, if any offer is received, whether such offer will be on reasonable terms. Furthermore, a proposal for a business combination with an operating entity may require, prior to acceptance and consummation, certain regulatory filings, with attendant delays and uncertainty. Accordingly, CTSI shareholders have an interest in an inactive company, with no assurance that their CTSI shares will have any value in the future.

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

(a) Price quotations for the Company's common stock have not been carried in the NASDAQ system since 1986. In April 1997 the Company's common stock resumed trading on the bulletin board under the symbol CPPT.

(b) The approximate number of record holders of CTSI common stock as of October 20, 1997 was 648.

(c)  No dividends have been paid on the Company's common stock.   In view of
the sale of CTSI's assets to its corporate parent, and of the uncertainty of a future business combination between CTSI and any other entity (see "Operations of CTSI After Sale of Assets" above), it would appear virtually impossible for any cash dividends to be paid by CTSI in the foreseeable future.


ITEM 6.         SELECTED FINANCIAL DATA

                      A Summary of Selected Financial Data
                  For the Years Ended July 31, are As Follows:
                                                  1997            1996          1995          1994         1993
Operating Revenues                        $        ---     $      ---     $   21,005    $ 1,220,076   $ 1,003,570

Income (loss) before cumulative effect
  of a change in accounting principle     $        ---     $      ---     $  707,274    $    81,210   $   (92,579)

Cumulative effect of a change in
    accounting principle                  $        ---     $      ---     $      ---    $   585,600   $      ---

Net income (loss) for the year            $        ---     $      ---     $  707,274    $   666,810   $   (92,579)

Weighted average number of
    shares outstanding                       2,716,603      2,716,603     2,933,296      3,462,762      3,454,627

Net income (loss) per share before
    cumulative effect of a change in
     accounting principle                 $        ---     $      ---     $      .24    $       .02   $      (.03)

Cumulative effect per share of a change
    in accounting principle               $        ---     $      ---     $      ---    $       .17   $       ---

Net income (loss) per share               $        ---     $      ---     $      .24    $       .19   $      (.03)

Total Assets                              $      3,052     $    3,052     $    3,052    $ 1,043,376   $   381,828

Long-term debt                            $        ---     $      ---     $      ---    $       ---   $       ---

Stockholders' equity (deficit)            $      3,052     $    3,052     $  (39,948)   $  (372,665)  $(1,039,475)


                                       4

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

	FISCAL YEAR ENDED JULY 31, 1997 COMPARED WITH FISCAL YEAR ENDED
        JULY 31, 1996

	As previously stated, since the acquisition of the Company's assets by Vertex Industries, Inc. on August 31, 1994, CTSI has had no operations.


	FISCAL YEAR ENDED JULY 31, 1996 COMPARED WITH FISCAL YEAR ENDED
        JULY 31, 1995

	As previously stated, since the acquisition of the Company's assets by Vertex Industries, Inc. on August 31, 1994, CTSI has had no operations.


CAPITAL RESOURCES AND LIQUIDITY

As previously reported, the sale of the Company's assets to Vertex was approved by the shareholders and became effective August 31, 1994. All Company operations have been transferred to Vertex, and the Company's continuing working capital requirements will be minimal. Vertex has also assumed all CTSI liabilities, including responsibility for the cost of compliance with any regulatory requirements and for taxes and fees.

ITEM 8.  	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

	[The next pages are numbered F-1 through F-9]

                        COMPUTER TRANSCEIVER SYSTEMS, INC.

                          Index to Financial Statements

                             Year Ended July 31, 1997

                                                                        Page

Reports of Independent  Public Accountants. . . . . . . . . . . . .  .F-2, F-3

Balance Sheets as of July 31, 1997 and July 31, 1996  . . . . . . . ..F-4

Statements of Discontinued Operations for the Years Ended
        July 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . .  F-5

Statements of Changes in Stockholders' Equity (Deficit)
        for the Years Ended July 31, 1997, 1996 and 1995 . . . . . .  F-6

Statements of Cash Flows for the Years Ended
        July 31, 1997, 1996, 1995 . . . . . . . . . . . . . . . . . ..F-7

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . ..F-8

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Stockholders and
	Board of Directors of

                          Computer Transceiver Systems, Inc.


We have audited the accompanying balance sheets of Computer Transceiver Systems, Inc. (a New York Corporation) as of July 31, 1997 and 1996 and the related statements of discontinued operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Computer Transceiver Systems, Inc. as of July 31, 1997 and 1996, and the results of its discontinued operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                Arthur Andersen LLP


Roseland, New Jersey
October 7, 1997

                Report of Independent Certified Public Accountants


To the Stockholders and Board of Directors of Computer Transceiver Systems, Inc.:

	We have audited the accompanying statements of discontinued operations, changes in stockholders' equity (deficit), and cash flows of Computer Transceiver Systems, Inc. for the year ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

	In our opinion, the financial statements referred to above present fairly, in all material respects, the results of discontinued operations and cash flows of Computer Transceiver Systems, Inc. for the year ended July 31, 1995, in conformity with generally accepted accounting principles.



                                       S/Sax Macy Fromm & Co., P.C.
                                       Sax Macy Fromm & Co., PC
                                       Certified Public Accountants



Clifton, New Jersey
October 20, 1995

                        Computer Transceiver Systems, Inc.
                                  Balance Sheets
                                                  July 31, 1997                    July 31,1996
    Assets

Current Assets:
      Marketable securities                           $      3,052                     $     3,052
                                                      -------------                    -------------
          Total Current Assets                                        $     3,052                       $     3,052
                                                                      ------------                      ------------
Total Assets                                                          $     3,052                       $     3,052
                                                                      ============                      ============

                                  Stockholders' Equity


Stockholders' Equity:
     Common stock, par value $.001 per share;
       15,000,000 shares authorized;
       2,716,603 shares issued and
       outstanding at July 31, 1997 and
       1996 respectively                                     2,716                           2,716
     Net unrealized loss on marketable securities           (2,348)                         (2,348)
     Capital stock in excess of par value                2,452,840                       2,452,840
     Accumulated deficit                                (2,450,156)                     (2,450,156)
                                                       ------------                     -----------
       Net Stockholders' Equity                              3,052                           3,052

Total Stockholders' Equity:                                $ 3,052                        $  3,052
                                                       ============                     ===========

The accompanying notes are an integral part of these financial statements.

                       Computer Transceiver Systems, Inc.

                      Statements of Discontinued Operations

                                                                      Years Ended July 31


                                                               1997              1996               1995
Gain on disposal of Assets and Liabilities, Net of
Operating Loss of $88,881 and Income
Taxes of  $591,400                                        $     ---         $      ---         $     707,274
                                                          --------------     --------------      -------------
         Net Income (Loss)                                $     ---         $      ---         $     707,274
                                                          ==============    ===============    ===============

Earnings Per Share of Common Stock:
   Net gain on disposal of assets/liabilities             $     ---         $      ---         $         .24
                                                          --------------    ---------------    ---------------
               Net Income Per Share                       $     ---         $      ---         $         .24
                                                          ==============    ===============    ===============

Weighted Average Number of shares Outstanding                 2,716,603          2,716,603         2,933,296
                                                          ==============    ===============    ===============

The accompanying notes are an integral part of these financial statements.

                        Computer Transceiver Systems, Inc.
              Statements of Changes in Stockholders Equity (Deficit)

                                    Years Ended
                            July 31, 1997, 1996 and 1995
                                                                                              Unrealized
                                        Common Stock                  Capital        Retained      Loss On
                                      $.001 Par Value                in Excess       Earnings     Marketable
                                 Shares             Amount           Par Value      (Deficit)     Securities        Total
Balances at July 31, 1994      3,462,764              34,628         2,750,137     (3,157,430)       ---         (372,665)

Reduction in par value               ---             (31,166)          (31,166)           ---        ---              ---

Exchange of Vertex stock        (746,161)               (746)         (436,434)           ---        ---         (437,180)

Capital contributed by
Vertex                               ---                 ---            64,971            ---        ---           64,971

Unrealized loss on marketable
   securities                        ---                 ---             ---              ---      (2,348)         (2,348)

Net income for the year ended
   July 31, 1995                     ---                 ---             ---          707,274         ---         707,274
                              ------------         ----------      -----------     -----------     ---------     ----------

Balances at July 31, 1995      2,716,603               2,716         2,409,840     (2,450,156)     (2,348)        (39,948)

Net income for the year ended
July 31, 1996                        ---                 ---               ---            ---         ---             ---

Capital contribution from
Vertex                               ---                 ---            43,000            ---         ---          43,000
                              -------------        -----------     ------------    ------------   ----------    ---------

Balances at July 31, 1996
and 1997                       2,716,603               2,716         2,452,840     (2,450,156)     (2,348)          3,052

Net income for the year ended
July 31, 1997                        ---               ---               ---              ---         ---             ---

Balances at July 31, 1997      2,716,603           $   2,716      $2,452,840      $(2,450,156)    $(2,348)         $3,052
                              ============        =============   ===========     =============   ===========   ==========

The accompanying notes are an integral part of these financial statements.

                        Computer Transceiver Systems, Inc.

                             Statements of Cash Flows

                                                                    Years Ended July 31

                                                               1997                        1996                        1995
Cash Flows From Operating Activities:
     Net income                                          $       ---                $         ---                 $   707,274
     Adjustments to reconcile net income
            to net cash used in
            operating activities:
       Gain on sale of net assets                                ---                          ---                  (1,387,554)
       Unrealized loss on marketable securities                  ---                          ---                      (2,348)
       Increase in deferred taxes                                ---                          ---                      548,400
       (Increase) decrease in assets:
             Marketable securities                               ---                          ---                       (3,052)
             Net assets of discontinued operations               ---                          ---                       (4,940)
        Increase (decrease) in liabilities:
             Accrued expenses                                    ---                       (43,000)                     43,000
       Net adjustments to reconcile net income
            to net cash used in
            operating activities                                 ---                       (43,000)                   (806,494)
                                                         -------------              -----------------             ---------------
                    Net Cash Used in
                            Operating Activities                 ---                       (43,000)                    (99,220)
                                                         -------------              -----------------             ---------------

Cash Flows From Financing Activities:

       Proceeds from additional capital contribution             ---                        43,000                      64,971
                                                         --------------             -----------------             ---------------
           Net Cash Provided by Financing Activities             ---                        43,000                      64,971
                                                         --------------             -----------------             ---------------
Net Decrease in Cash                                             ---                           ---                     (34,249)

Cash at Beginning of Year                                        ---                           ---                      34,249
                                                         --------------             -----------------             ---------------

Cash at End of Year                                      $       ---                $          ---                $        ---
                                                         ==============             =================             ===============

The accompanying notes are an integral part of these financial statements.

                       Computer Transceiver Systems, Inc.
                         Notes to Financial Statements

Note 1 - Sale of Company Assets to Vertex and Future Plans:
        On August 31, 1994, pursuant to an "Asset Purchase Agreement" dated May 1, 1993 between the Company and Vertex Industries, Inc. ("Vertex"), the Company's majority stockholder, and with the approval of the Company's direc-tors and shareholders, the Company sold all of its assets to Vertex and Vertex assumed the Company's liabilities. The assets sold included inventory, equip-ment, receivables, proprietary technology, goodwill and other intangibles. The selling price of $1,699,580 was paid by Vertex through the offset and cancel-lation of the Company's indebtedness to Vertex in the amount of $1,257,001, with the balance of $442,579 being paid through the issuance of 236,042 shares of Vertex common stock to the Company. CTSI subsequently distributed 233,170 shares of Vertex common stock in an exchange offer for 746,161 shares of CTSI's common stock. The Vertex shares reflected in the balance sheet as marketable securities as of July 31, 1996 and 1995 represent the remaining shares of 2,872 which were not distributed to the CTSI shareholders. After completion of the Exchange Offer, the number of issued and outstanding shares of the Company was reduced from 3,462,764 to 2,716,603. As a result of the transaction, Vertex's ownership of the Company is approximately 72.5%.

        As a result of the sale of the Company's assets on August 31, 1994, there were only 31 days of operations for the Company for the year ended July 31, 1995, in which the Company sustained an operating loss of $88,881. However, the sale resulted in a net gain to the Company on the disposition of its assets, which amounted to $707,274, after provision for such loss and taxes.

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

Note 2 - Summary of Significant Accounting Policies:
        A. Marketable Securities - The Company adopted Statement of Finan-cial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 resulted in a decrease in stockholders' equity of $2,348.

At July 31, 1997 marketable equity securities have been categorized as available for sale and as a result are stated at fair value. Marketable equity securities available for current operations are classified in the balance sheet as current assets. Unrealized holding gains and losses are included as a component of stockholders' equity until realized.

	B.	Earnings (Loss) Per Share of Common Stock - Earnings per share of common stock is based upon the weighted average number of shares outstanding during the year. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ending July 31, 1998. The adoption of this standard will require restatement of prior years' earnings per share.


Note 3 - Income Taxes :

The Company has no operations therefore has no income tax liability other than minimum taxes due for State purposes.

Note 4 - Supplemental Disclosures on Cash Flow Information:

	Cash paid during the year for:
                                                   Years Ended July 31
                                         1997             1996             1995
Interest                           $       --          $    --        $   3,030
                                   ============        =========      =========

State franchise income taxes       $       --          $    --        $     839
                                   ============        =========      =========

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.      None.
                                     PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS.

The directors and officers of CTSI during the fiscal year ended July 31, 1997 were:
Name                 Age     Title

Thomas J. Tully      57      President, Chief Executive Officer and Director

James Q. Maloy       65      Chairman and Director

Allen G. Jacobson    65      Director

Ronald C. Byer       64      Secretary, Treasurer, Chief Financial
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

James Q. Maloy is a co-founder of Vertex, and has been a director and chairman of its board since the inception of Vertex in 1974. From 1983 to 1995 Mr. Maloy was Vertex's President and chief executive officer. From 1972 to 1974, Mr. Maloy served as Executive Vice President and as Marketing and Engineering Manager for 0Datascan, Inc., a publicly-held company which designed and manufactured electromechanical equipment. Previously, Mr. Maloy was a group manager for Bendix Aviation Corp. and was involved in the design and manu-facture of electronic test equipment for the military. Mr. Maloy holds a Bachelor's Degree in Electrical Engineering. On July 31, 1995 Mr. Maloy stepped down as Vertex's President but remains Chairman of the Board and a director.

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

No executive officer of CTSI earned $100,000 or more in any of the last three fiscal years. Set forth below is the aggregate compensation for services rendered in all capacities by CTSI's President during the fiscal years ended July 31, 1997, 1996 and 1995:

                     Summary Compensation Table
    Name and
    Principal                                Annual
    Position         Year      Salary        Bonus

Thomas J. Tully      1997     $  ----          --
   President and     1996     $  ----          --
   Chief Executive   1995     $ 9,159          --
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
   Included in Part II of the report:

   (i)      Reports of Independent Public Accountants.

   (ii)     Balance Sheets as of July 31, 1997 and July 31, 1996

   (iii) Statements of Discontinued Operations for the years ended July 31, 1997, 1996 and 1995.

   (iv) Statements of Changes in Stockholders' Equity (Deficit) for the years ended July 31, 1997, 1996 and 1995.

   (v) Statements of Changes in Cash Flows for the years ended July 31, 1997, 1996 and 1995.

   (vi)     Notes to Financial Statements.

2.  Financial Statement Schedules
Schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

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

(10)  Material Contracts:

(a)	Filed as Exhibits 13(a) to the aforesaid registration Statement, as
Exhibits (ii) and (iii) to the Company's Form 10-K Annual Report for the fiscal year ended 2/29/80 and as Exhibits 10(b)(1) and (2) to the Form 10- K Annual Report for the fiscal year ended 2/28/84, all hereby incorporated by reference.

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

(11) through (28) Not applicable.

 (b)  Reports on Form 8-K

	No reports on Form 8-K were filed during the fiscal year ended July
        31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   (Registrant)	 COMPUTER TRANSCEIVER SYSTEMS, INC.


   BY :                          s/Thomas J. Tully
                                 THOMAS J. TULLY President and Chief
                                 Executive Officer

Dated:  October  20, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 BY        s/Thomas J. Tully
                                           THOMAS J. TULLY
                                           Chief Executive Officer,
                                           President, Director
Date: October  20, 1997


                                 BY       s/James Q Maloy
                                          JAMES Q. MALOY, Director
Date:  October 20, 1997


                                 BY ___________________________________
                                          ALLEN G. JACOBSON, Director
Date: October   20 , 1997


                                 BY       s/Ronald C. Byer
                                          RONALD C. BYER,
                                          Treasurer, Chief Financial Officer,
                                          Secretary and Director
Date: October  20  , 1997