Form 10-Q
period 1997-10-31
COMPUTER TRANSCEIVER SYSTEMS INC
filed 1997-12-05
CIK 23120

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended October 31, 1997

                        Commission File Number 0-3825

                      Computer Transceiver Systems, Inc.
            (Exact name of registrant as specified in its charter)

                New York                                22-1842747
         (State of Incorporation)      (I.R.S. Employer Identification Number)

                Registrant's Telephone Number:  (973) 473-4700

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

                       Yes   X                       No

The number of shares outstanding of the registrant's Common Stock, par value of $.001 per share, as of December 5, 1997 was 2,716,603.

                      COMPUTER TRANSCEIVER SYSTEMS, INC.

                                  FORM 10 - Q

                               October 31, 1997

                                     INDEX


                                                                   Page


Part I.  Financial Information

         Item 1.  Financial Statements
         Balance Sheets - October 31, 1997
                   and July 31, 1997                                 3

         Statements of Discontinued Operations-
         Three Months ended October 31, 1997
                   and October 31, 1996                              4

         Statements of Cash Flows-
         Three Months ended October 31, 1997
                   and October 31, 1996                              5

         Notes to Financial Statements                               6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               7

II.	 Other Information

Item 6. Exhibits and Reports on Form 8-K                             8

         Signatures                                                  9

Part 1.  Financial Information
Item 1. Financial Statements
COMPUTER TRANSCEIVER SYSTEMS, INC.
Balance Sheets
                                             October 31, 1997          July 31, 1997
                                                (unaudited)              (audited)
ASSETS

Current Assets:

Marketable Securities--
     Vertex Industries                       $        3,052           $       3,052
                                             ----------------         ---------------
Total Assets                                 $        3,052           $       3,052
                                             ================         ===============

Liabilities and Stockholders' Equity

Commitments and Contingencies

Stockholders' Equity

Common stock, par value $.001 per share
authorized 15,000,000 shares; issued
and outstanding 2,716,603 shares at
October 31,1997and at July 31, 1997
respectively                                          2,716                   2,716

Capital in excess of par value                    2,452,840               2,452,840

Accumulated deficit                              (2,450,156)             (2,450,156)

Net unrealized loss on Marketable
Securities                                           (2,348)                 (2,348)
                                             ---------------          --------------

Total Stockholders' Equity                            3,052                   3,052
                                             ---------------          --------------

Total Liabilities and Stockholder' Equity       $     3,052             $     3,052
                                             ===============          ==============

The accompanying notes are an integral part of these balance sheets

                                       3

                      COMPUTER TRANSCEIVER SYSTEMS, INC.
                    Statement of Discontinued Operations
                                  (Unaudited)
                                                         Three Months Ended
                                                             October 31,

                                                    1997                     1996
Net Income                                     $      --                $     --
                                             ---------------            -------------

Accumulated deficit at beginning of
period                                          ( 2,450,156)              (2,450,156)
                                             ---------------            --------------

Accumulated deficit at end of period            ( 2,450,156)              (2,450,156)
                                             ================           ==============

Earnings Per Share of
Common Stock:

Net Income per share                           $       --               $      --
                                              ================          ==============

Weighted Average Number
of Shares Outstanding                             2,716,603                2,716,603
                                              ================          ==============

The accompanying notes are an integral part of these financial statements.

                                       4

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                           Statements of Cash Flows
                                   (Unaudited)
                                                               Three Months Ended
                                                   October 31, 1997          October 31, 1996
Cash Flows from Discontinued
Operating Activities:

Net Income                                          $        --              $          --

Net Adjustments to Reconcile
Net Income to net cash used for
operating activities:

Increase (decrease) in liabilities:

Accrued expenses                                             --                         --

Net adjustments to reconcile net income
to net cash used for discontinued
operating activities                                         --                         --
                                                    ----------------         ----------------

Net Cash used for discontinued operating
activities                                                   --                         --
                                                    ----------------         ----------------

Cash Flows From Financing Activities:
Proceeds from additional capital contribution                --                         --
                                                    ----------------         ----------------

     Net Cash Provided by Financing Activities               --                         --
                                                    ----------------         ----------------
     Net (Decrease) in Cash                                  --                         --

     Cash at Beginning of Year                               --                         --
                                                    ----------------         ----------------
     Cash at End of Period                                   --                         --
                                                    ----------------         ----------------

The accompanying notes are an integral part of these financial statements.

                                       5

                       COMPUTER TRANSCEIVER SYSTEMS, INC.
                   Notes to Financial Statements - Unaudited
                               October 31, 1997

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments which, in the opinion of the management, are necessary for a fair statement of the results of the interim periods presented. These financial statements do not include all disclosures associated with annual financial statements, and accordingly should be read in conjunction with the notes to financial statements contained in the Company's Form 10-K Annual Report for the fiscal year ended July 31, 1997.

Note 2 - SALE OF ASSETS TO VERTEX AND FUTURE PLANS

On August 31, 1994, pursuant to an "Asset Purchase Agreement" dated
May 1, 1993 between the Company and Vertex Industries, Inc. ("Vertex"), the Company's majority stockholder, and with the approval of the Company's directors and shareholders, the Company sold all of its assets to Vertex and Vertex assumed the Company's liabilities. The assets sold included inventory, equipment, receivables, proprietary technology, goodwill and other intangibles. The selling price of $1,699,580 was paid by Vertex through the offset and cancellation of the Company's indebtedness to Vertex in the amount of $1,257,001, with the balance of $442,579 being paid through the issuance of 236,042 shares of Vertex common stock to the Company.
CTSI subsequently distributed 233,170 shares of Vertex common stock in an exchange offer for 746,161 shares of CTSI's common stock. The Vertex shares reflected in the balance sheet as marketable securities as of July 31, 1995 represents the remaining shares of 2,872 which were not distributed to the CTSI shareholders. After completion of the Exchange Offer, the number of issued and outstanding shares of the Company was reduced from 3,462,764 to 2,716,603. As a result of the transaction, Vertex's ownership of the Company is approx-imately 72.5%.

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
CONDITION AND RESULTS OF OPERATIONS.


The Company ceased operations on August 31, 1994 and, therefore, has no operating results for the three months ended
October 31, 1997 and 1996.

                       COMPUTER TRANSCEIVER SYSTEMS, INC.
                                    PART II

                              OTHER INFORMATION



Item 6.	EXHIBITS AND REPORTS ON FORM 8K

         (a)  Exhibits:  None

		         (b) There have been no reports filed on form
8-K for the quarter ended October 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                       COMPUTER TRANSCEIVER SYSTEMS, INC.
                                 (Registrant)



Date:  December 5, 1997                By:     S/Thomas J. Tully
                                               Thomas J. Tully
                                                  President