Form 10-Q
period 1998-01-31
COMPUTER TRANSCEIVER SYSTEMS INC
filed 1998-02-18
CIK 23120

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   FORM 10-Q
                  QUARTERLY REPORT UNDER SECTION 13 OF 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended January 31, 1998

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

                        Yes   X                       No

The number of shares outstanding of the registrant's Common Stock, par value of $.001 per share, as of February 17,1998 was 2,716,603.
                                     -1-

                      COMPUTER TRANSCEIVER SYSTEMS, INC.

                                FORM 10 - Q

                              January 31, 1998

                                   INDEX

                                                      Page


Part I.  Financial Information

         Item 1.  Financial Statements
         Balance Sheets - January 31, 1998
                   and July 31, 1997                          3

         Statements of Discontinued Operations-
         Three  and Six Months ended January 31, 1998
                   and January 31, 1997                       4

         Statements of Cash Flows-
         Six Months ended January 31, 1998
                   and January 31, 1997                       5

         Notes to Financial Statements                        6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        7


  II. Other Information

Item 6. Exhibits and Reports on Form 8-K                      8

         Signatures                                           9

PART I Financial Information
Item 1. Financial Statements
COMPUTER TRANSCEIVER SYSTEMS, INC.
Balance Sheets

                                             January 31, 1998           July 31, 1997
                                                 (unaudited)               (audited)
                                                   (note 2)
                                               ----------------           --------------
Current Assets:

Marketable Securities--
     Vertex Industries                        $        3,052            $       3,052
                                                --------------            -------------
Total Assets                                  $        3,052            $       3,052
                                                ==============            =============

Liabilities and Stockholders' Equity

Commitments and Contingencies

Stockholders' Equity (Deficit)

Common stock, par value $.001 per share
authorized 15,000,000 shares; issued and
outstanding 2,716,603 shares at January 31,
1998 and at July 31, 1997, respectively                2,716                    2,716

Capital in excess of par value                     2,452,840                2,452,840

Accumulated deficit                               (2,450,156)              (2,450,156)

Net unrealized loss on Marketable
Securities                                            (2,348)                  (2,348)
                                                -------------              -----------

Total Stockholders' Equity                             3,052                     3052
                                                -------------              -----------
Total Liabilities and Stockholder' Equity        $     3,052               $    3,052
                                                ============               ===========

The accompanying notes are an integral part of these balance sheets.

                       COMPUTER TRANSCEIVER SYSTEMS, INC.
                     Statements of Discontinued Operations
                                   (Unaudited)
                                                 Three Months Ended                    Six Months Ended
                                                      January 31,                         January 31,

                                               1998              1997               1998               1997
Net Income                                $      --          $      --          $      --         $      --
                                          ------------       -------------      --------------    --------------

Accumulate deficit at beginning of
period                                     (2,450,156)        (2,450,156)         (2,450,156)      (2,450,156)
                                          ------------       -------------      --------------    --------------

Accumulated deficit) at end of period      (2,450,156)        (2,450,156)         (2,450,156)      (2,450,156)
                                          ============       =============      ==============    ==============

Net Income per share                      $        --        $        --        $        --       $        --
                                          ============       =============      ==============    ==============
Weighted Average Number of Shares
Outstanding                                 2,716,603          2,716,603           2,716,603        2,716,603
                                          ============       =============      ==============    ==============

The accompanying notes are an integral part of the financial statements.

                      COMPUTER TRANSCEIVER SYSTEMS, INC.
                           Statements of Cash Flows
                                 (Unaudited)
                                                       Six Months Ended
                                             January 31, 1998      January 31, 1997
Cash Flows from Discontinued Operating
Activities:

Net Income                                          $    --         $      --

Net Adjustments to Reconcile
Net Income to net cash used for
operating activities:

Net adjustments to reconcile net income
to net cash used for discontinued
operating activities

Net Cash used for discontinued operating
activities                                               --                --
                                                    ---------          --------
Cash Flows From Financing Activities:

    Net Cash Provided by Financing
                 Activities                              --                --
                                                     ---------         --------

     Net (Decrease) in Cash                              --                --

     Cash at Beginning of Year                           --                --
                                                    ---------          --------

     Cash at End of Period                           $   --         $      --
                                                   ==========       ===========

The accompanying notes are an integral part of the financial statements.

                        COMPUTER TRANSCEIVER SYSTEMS, INC.
                   Notes to Financial Statements - Unaudited
                                January 31, 1998


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
AND RESULTS OF OPERATIONS.

The Company ceased operations on August 31, 1994 and, therefore, has no operating results for the three and six months ended January 31, 1998.

                     COMPUTER TRANSCEIVER SYSTEMS, INC.
                                   PART II

                              OTHER INFORMATION



Item 6.	EXHIBITS AND REPORTS ON FORM 8K

         (a)  Exhibits:  None

         (b) There were no reports on Form 8K filed during the quarter ended January 31, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                       COMPUTER TRANSCEIVER SYSTEMS, INC.
                                    (Registrant)



Date:	February 17, 1998	By:     S/ Thomas J. Tully
                                        Thomas J. Tully
                                        President